Form 10-K
period 1997-12-31
MAXIMUS FUND I LLC
filed 1998-03-30
CIK 1037403

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                      Commission file number 333-25331
                                             ---------

                           Maximus Fund I, L.L.C.
           (Exact name of registrant as specified in its charter)


                Delaware                               36-4161664
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


              8218 N. University                         61615
                   Peoria, IL                          (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:(309)691-5706.

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:
Units of Limited Partnership Interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes        No   X
                                                          ------    ------

     Registrant is a limited partnership and thus has no voting stock held by non-affiliates or otherwise.

Item 1.   Business

(a) Maximus Fund I, L.L.C. (the "Company", the "Partnership", the "Registrant) a limited liability company was organized on January 17, 1997. The Company began accepting initial subscriptions in December 1997 and has not yet commenced trading as of December 31, 1997. The business of the Fund will be the speculative trading of commodity interests. The General Partner for the Fund is Maximus Capital Management, Inc.(the "General Partner"). Maximus Capital Management, Inc. will also initially act as the Company's Trading Advisor.

     The Clearing broker for the Company will be Iowa Grain Company (the "Clearing Broker"). The Company's trades will be introduced to the Clearing Broker by D&R Commodities, Inc. (the Introducing Broker").

     In accordance with the Company's prospectus, the Company will commence trading after receiving a minimum of $1,000,000 in initial membership interests.

     The Company will offer both Class "A" and "B" interests. Class "A" interests will be charged a monthly management fee equal to 1/12 of 1% (1% annually)of the Net Asset Value. Class "B" interests will be charged both a 1/12 of 1% management fee and a quarterly incentive fee equal to 25% of the net trading profits. Brokerage fees for both share classes are $65.00 per round turn.

     The Company's prospectus dated September 4, 1997 contains a more detailed description of the fee calculations.

     The Company incurs ongoing legal, accounting, administrative, and other miscellaneous costs.

     The Company has no Employees.

     The Company does not engage in operations in any foreign countries other than trading on foreign exchanges.

     The Trading Advisors and the General Partner are required to be registered under regulations of the CFTC and the NFA, a commodity industry self-regulatory organization. The Clearing Broker and Introducing Broker are required to be registered with the CFTC and the NFA and are subject to certain financial and/or other requirements in order to maintain its registration.

Item 2.  Properties.

     The Fund does not own or lease any real property. The General Partner uses its offices to perform administrative services for the Fund at no cost to the Fund.

Item 3.  Legal Proceedings.

     The General Partner is not aware of any pending legal proceedings to which the Fund or the General Partner is a party or to which any of its assets are subject.



Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fiscal year ended December 31, 1997 to a vote of security holders through the solicitation of proxies or otherwise.


                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.

     There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the condition imposed by the Agreement of Limited Partnership. As of December 31, 1997 a total of 1 Unit was held by the General Partner and 35 units were pending subscription for the Limited Partners.

     The General Partner, pursuant to the Limited Partnership Agreement, has the sole discretion in determining what distributions, if any, the Partnership will make to its Unit Holders. The General Partner has not made any distributions as of December 31, 1997.

Item 6.  Selected Financial Data.

     The following is a summary of operations and total assets of the Partnership for the period from March 15, 1997 (Inception) through December 31, 1997.


               See Following Page For Selected Financial Data.

MAXIMUS FUND I, L.L.C.
SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31, 1997

                                                                   1997
REVENUE
     Gross realized gains from trading                                  0
     Change in unrealized gains/(loss)
      from trading                                                      0
     Interest Income                                                    0
                                                                  -------
       Total Revenue                                              $     0


EXPENSES

     Brokerage commissions/fee                                    $     0
     Advisory fees                                                      0
     Other administrative expenses                                      0
                                                                  -------
       Total Expenses                                             $     0
                                                                  -------


       Net Income/(Loss)                                          $     0
                                                                  -------

TOTAL ASSETS                                                      $36,000
                                                                  -------

TOTAL LIABILITIES                                                 $35,000
                                                                  -------


PARTNERS CAPITAL

       Limited Partner                                                  0
       General Parnter                                              1,000
                                                                  -------
TOTAL LIABILITIES AND PARTNERS CAPITAL                             36,000
                                                                  =======


NUMBER OF OUTSTANDING UNITS                                             1

NET ASSET VALUE PER UNIT (ROUNDED)                                  1,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity

     The Partnership's initial contributions are on deposit in a trading account with the Broker. The Broker holds such assets in either non-interest bearing bank accounts or in securities approved by the CFTC for investment of customer funds. The Partnership's assets held by the Broker may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes, once trading commences.


Capital Resources

     The purpose of the Fund is to trade commodity interests; as such, the Fund does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Fund's use of assets is solely to provide necessary margin or premiums for, and to pay for any losses incurred in connection with its trading activities.


Results of Operations

     Total assets of the partnership as of December 31, 1997 were $36,000 at December 31, 1997.

     As of December 31, 1997, the Net Asset Value per Unit was $1,000, as no trading has yet commenced.



Item 8.  Financial Statements and Supplementary Data.

     The information required by this item is attached hereto.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.

         None

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The Company has no directors or executive officers, as it is managed by the General Partner. There are no "significant employees" of the Company.

     The Company's General Partner is Maximus Capital Management, Inc. an Illinois corporation incorporated in December 1996. The General Partner has been registered with the CFTC as a Commodity Pool Operator and Commodity Trading Advisor since December 13, 1996, and is also an NFA member.


     The two principals of the General Partner are as follows:

     Darren Frye is the President and sole shareholder of the General Partner. Mr. Frye has run D&R Enterprises, a fertilizer dealership, from October 1987 to present. Mr. Frye also runs his own soil-testing and consulting business, Midwest Soil Services, since September 1991. Mr. Frye started D&R Marketing in December 1994, in response to his customers demand for grain marketing advice. In February 1995, Mr. Frye founded D&R Commodities, a sole proprietorship which operated as an introducing broker. In May 1996, this sole proprietorship was incorporated as D&R Commodities, Inc. And Mr. Frye became the sole shareholder. D&R Commodities, Inc. Is registered with the NFA and CFTC as an Introducing Broker and Commodity Trading Advisor.

     Eric Sampson is the Director of Operations of the General Partner. Mr. Sampson graduated from Bradley University in December 1992 with a degree in finance, while he also worked as a bookkeeper for Dunlap State Bank from 1991 until graduation. In August 1992, Mr. Sampson entered the securities industry as a registered broker with Walnut Street Securities. In February 1994, Mr. Sampson became as Associated Person of bates Commodities, an introducing broker. He left Bates in February 1995 to accept a job with D&R Commodities, where he became an associated person in may 1995. Mr. Sampson has also served a representative of D&R Marketing and became a principal of D&R Commodities in December 1995.

Item 11.  Executive Compensation.

     The Company has no officers or directors. The General Partner performs the services for the Fund as described in the Prospectus.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The Partnership has no directors or officers: the Limited
Partnership Agreement delegates all management of the Partnership's affairs to the General Partner. The registrant does not know of any arrangement the operation of which may at a subsequent date result in a change in control of the registrant. As of December 31, 1997, the General Partner owned the only outstanding unit in the Company.

Item 13.   Certain Relationships and Related Transactions.

Except as described in the Prospectus and Items 11 and 12 above, there are no relationships or related transaction which are required to be described herein other than as described below.

     The public offering of the Units began on September 4, 1997. The General Partner has paid for the organizational and offering expenses of the Company, totaling $115,000. The General Partner will be reimbursed for such expenses through the allocation of all interest earned by the Company until such expenses have been reimbursed.



                                   PART IV


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

     (a) (1) and (2) Financial Statements and Financial Statements
                     Schedules.

     The Financial Statements and Report of Independent Auditors listed in the accompanying index are file as part of this annual report.

     (3) Exhibits.

1.00 1997 Independent Auditors Report

The registrant has no subsidiaries.

     (b)  Reports on Form 8-K

          None

                                 SIGNATURES



     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.



                             Maximus Fund I, L.L.C.
                                  (Registrant)




                                /s/ Darren Frye
                   ---------------------------------------
                             Darren Frye, President
                        Maximus Capital Management, Inc.
                                General Partner





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 1998.






/s/ Darren Frye
--------------------------------------
Darren Frye, President
Maximus Capital Management, Inc.
General Partner

                      [LETTERHEAD OF MICHAEL COGLIANESE]




                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Maximus Fund I, L.L.C.

We have audited the accompanying balance sheet of Maximus Fund I, L.L.C. as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Maximus Fund I, L.L.C. as of December 31, 1997 in conformity with generally accepted accounting principles.



Michael Coglianese
Certified Public Accountant


Bloomingdale, Illinois
March 26, 1998

                            MAXIMUS FUND I, L.L.C.
                                 (UNAUDITED)


                                BALANCE SHEET
                              December 31, 1997



ASSETS

     Cash                                                         $36,000
                                                                  -------
     Total Assets                                                 $36,000
                                                                  =======


                     LIABILITIES AND SHAREHOLDERS CAPITAL


LIABILITIES

 Pending Subscriptions                                            $35,000
                                                                  -------

   Total Liabilities                                              $35,000
                                                                  -------

SHAREHOLDERS CAPITAL

 Capital (One Unit)                                               $ 1,000
                                                                  -------

  Total Shareholders Capital                                      $ 1,000
                                                                  -------

  Total Liabilities and Shareholders Capital                       36,000
                                                                  =======

                            MAXIMUS FUND I, L.L.C.

                        Notes to Financial Statements



NOTE 1.
-------

ORGANIZATION:

The Company is organized as a limited liability company in the state of Delaware to engage in speculative trading of futures, options, and other commodity interests on both foreign and domestic exchanges. The Company operates as a commodity pool and is therefore under the jurisdiction of the Commodity Futures Trading Commission.

The Company has issued one Unit of Partnership to the General Partner for the initial formation of the Company.


NOTE 2.
------

SUBSEQUENT EVENT:

The Company exceeded the minimum number of subscriptions units in February 1998 and commenced trading activities on February 3, 1998.