Form 10-Q
period 1998-03-31
MAXIMUS FUND I LLC
filed 1998-07-10
CIK 1037403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X]      Quarterly report pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934

For the Quarterly period ended March 31, 1998 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________________ to _______________


Commission File Number  __________________


                             MAXIMUS FUND I, L.L.C.
             (Exact name of registrant as specified in its charter)


               DELAWARE                              36-4161664
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)


         8218 N. UNIVERSITY
              PEORIA, IL                               61615
        (Address of principal                        (Zip Code)
          executive offices)

                                 (309) 691-5706
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                      YES [X]   NO [ ]

                         Total Pages In This Report - 8

                             Maximus Fund I, L.L.C.

                                     INDEX
                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements -

Consolidated Statements of Financial Condition as of March 31, 1998          3

Consolidated Statements of Operations (unaudited) for the three-month
period ended March 31, 1998                                                  4

Consolidated Statements of Changes in Partners' Capital for the
three-month period ended March 31, 1998 (unaudited)                          5

Note to Unaudited Consolidated Financial Statements -- March 31, 1998        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


Part II - OTHER INFORMATION                                                  7

Item 6.  Exhibits and Reports on Form 8-K                                    7


SIGNATURES                                                                   8

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             MAXIMUS FUND I, L.L.C.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         For the period ended
                                                      12/31/97            3/31/98
                                                     -----------------------------
ASSETS

Cash at bank                                         $    1,000          $ 135,666

Equity in commodity futures trading accounts:
     Cash                                            $                   $ 353,346
     Net unrealized gain/(loss) on open contracts                           19,717
                                                     ----------          ---------

          Total equity in commodity futures
          trading accounts                                                 373,063

          Total assets                               $    1,000          $ 508,729
                                                     ==========          =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accrued administrative and other expenses                           $  10,219
     Pending partner additions                                              27,699
     Accrued commissions and fees                                            8,400
                                                                         ---------
          Total liabilities                          $        0          $  46,318
                                                     ----------          ---------


Partners' capital
     Limited partners (A units outstanding:
                       0 and 294.69)                                     $ 294,251
     Limited partners (B units outstanding:
                       0 and 157.41)                                     $ 157,176

    General partner (units outstanding: 1 and 11)    $    1,000             10,984
                                                     ----------          ---------

          Total partners' capital                    $    1,000            462,411
                                                     ----------          ---------


TOTAL LIABILITIES AND PARTNERS' CAPITAL              $    1,000            508,729
                                                     ==========          =========

NET ASSET VALUE PER UNIT (BOTH A AND B UNITS)        $ 1,000.00          $  998.51
                                                     ==========          =========

          See note to the unaudited consolidated financial statements.

                             MAXIMUS FUND I, L.L.C.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                          THREE MONTHS ENDED
                                              MARCH 31
                                                1998
                                                ----
REVENUES:
   Trading profit/(loss):
      Realized                              $    7,647
      Change in unrealized                      19,717
                                            ----------


           Total trading profit/loss            27,364


   Interest Income                               2,020
                                            ----------

           TOTAL REVENUES                       29,384
                                            ----------

EXPENSES:

   Brokerage commissions                        25,841
   Organizational expenses                       2,020
   Management fees                               1,218
   Administrative and other expenses             7,000
                                            ----------
           TOTAL EXPENSES                       36,079
                                            ----------

NET INCOME/(LOSS)                           $   (6,695)
                                            ==========

NET INCOME/(LOSS) ALLOCATED TO:

           Limited partners                 $   (6,679)
                                            ==========
           General partner                  $     ( 16)
                                            ==========

NET INCOME/(LOSS) PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD            $    (1.49)
                                            ==========


         See note to the unaudited consolidated financial statements.

                             MAXIMUS FUND I, L.L.C.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL





                       TOTAL UNITS
                       OF PARTNERSHIP        LIMITED        GENERAL
                       INTEREST              PARTNERS       PARTNER         TOTAL
                       --------------        ---------      --------      ----------
PARTNERS' CAPITAL
Quarter Ending
March 31, 1998

Beginning Equity             1.00            $    0.00      $  1,000      $    1,000

Additions                1,002.10            $ 998,106        10,000      $1,008,106

Redemptions                540.00             (540,000)            0      $  540,000

Net income/(loss)                               (6,679)          (16)         (6,695)
                          -------            ---------      --------      ----------

Ending Balance             463.10            $ 451,427      $ 10,984      $  462,411


PARTNERS' CAPITAL
     December 31, 1997
                             1.00            $    0.00      $  1,000      $    1,000
                          =======            =========      ========      ==========


          See note to the unaudited consolidated financial statements.

MAXIMUS FUND I, L.L.C.
NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998


NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Maximus Fund I, L.L.C. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included.

NOTE B - ADDITIONAL INFORMATION

It should be noted that this is the first quarter of operation for the Fund, as it began trading during February 1998.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The General Partner is also responsible for the trading activities of the Fund and constantly monitors the market and credit risks of the Fund. The General Partner is also responsible for maintaining compliance with the investment objectives as set forth in the prospectus.

================================================================================
Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange-traded contracts through March 31, 1998 was Iowa Grain.


Results of Operations

Given the volatility of the markets in which the Partnership trades, its quarterly results could fluctuate significantly and are not indicative of the expected results for the fiscal year.

In the three month period ending March 31, 1998, the Partnership experienced trading profits (losses) of ($6,695). This quarter represented the first quarter of trading activity by the Partnership, as it commenced operations during February 1998. The Partnership had a slight net trading gain for the quarter, offset by administrative and other expenses which accounted for the small operating loss.

At March 31, 1998 there were no material credit risk exposure exceeding 10% total assets for either exchange-traded or over-the-counter contracts.

PART II.  OTHER INFORMATION

Item 6.   Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Maximus Fund I, L.L.C.
                             ----------------------
                                  (Registrant)

BY: Maximus Capital Management, General Partner



BY:    /s/ Darren Frye
       ----------------------------------------
       Darren Frye
       President

Date: May 11, 1998


BY:    /s/ Darren Frye
       ----------------------------------------
       Darren Frye
       President

Date: May 11, 1998