Form 10-Q
period 1998-06-30
MAXIMUS FUND I LLC
filed 1998-09-22
CIK 1037403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

/X/   Quarterly report pursuant to Section 13 of 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended June 30, 1998 or

/ /   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ______________ to ______________


Commission File Number ____________


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

                                                         YES /X/ NO / /

                         Total Pages In This Report - 8

                             Maximus Fund I, L.L.C.


                                  INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements -

Consolidated Statements of Financial Condition as of
March 31, 1998 and June 30, 1998                                            3

Consolidated Statements of Operations (unaudited) for the
three-month periods ended March 31 and June 30, 1998                        4

Consolidated Statements of Changes in Partners' Capital for the
three-month period ended March 31 and June 30,1998 (unaudited)              5

Note to Unaudited Consolidated Financial Statements --
June 30, 1998                                                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


Part II - OTHER INFORMATION                                                 7

Item 6.  Exhibits and Reports on Form 8-K                                   7


SIGNATURES                                                                  8

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             MAXIMUS FUND I, L.L.C.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           JUNE 30,
                                                                                             1998
                 ASSETS

                CASH AT BANK                                                               $ 218,991

                EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS
                        CASH                                                               $ 353,833
                        NET UNREALIZED GAIN(LOSS) ON OPEN CONTRACTS                         ($11,350)
                                                                                           ---------
                            TOTAL EQUITIES IN TRADING ACCOUNTS                             $ 561,474
                                                                                           =========



                LIABILITIES AND PARTNERS CAPITAL

                LIABILITIES
                        ACCRUED ADMIN AND OTHER EXPENSES                                   $  14,235
                        PENDING PARTNERS ADDITIONS                                         $  25,500
                        ACCRUED COMMISSIONS AND FEES                                       $  11,970
                                                                                           ---------

                            TOTAL LIABILITIES                                              $  51,705
                                                                                           ---------

                PARTNERS' CAPITAL
                        LIMITED PARTNERS (A UNITS OUTSTANDING:                             $ 279,243
                        0, 294.69, AND 329.65)
                        LIMITED PARTNERS (B UNITS OUTSTANDING:                             $ 207,591
                        0, 157.41, AND 226.47)
                        GENERAL PARTNER (UNITS OUTSTANDING:                                $  22,935
                                                                                           ---------
                        0, 11, AND 25.02)

                            TOTAL PARTNERS CAPITAL                                         $ 509,769
                                                                                           ---------

                TOTAL LIABILITIES AND PARTNERS CAPITAL                                     $ 561,474
                                                                                           =========


                NET ASSET VALUE PER UNIT (BOTH A AND B UNITS)                                   $917

                SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             MAXIMUS FUND I, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE
                                                                                  MONTHS
                                                                                   ENDED               Y-T-D
                                                                             JUNE 30, 1998       JUNE 30, 1998
                REVENUES:
                        TRADING PROFIT/(LOSS) :
                            REALIZED                                             $  13,294          $  20,940
                            CHANGE IN UNREALIZED                                  ($31,068)          ($11,350)

                        TOTAL TRADING PROFIT/(LOSS)                               ($17,774)         $   9,590
                                                                                 ----------------------------
                        INTEREST INCOME                                          $   7,384          $   9,404
                                                                                 ----------------------------

                        TOTAL REVENUE                                             ($10,390)         $  18,995
                                                                                 ----------------------------


                        EXPENSES

                            BROKERAGE COMMISSIONS                                $  21,709          $  47,551
                            ORGANIZATIONAL EXPENSES                              $   5,073          $   7,093
                            MANAGEMENT FEES                                      $   1,210          $   2,428
                            ADMINISTRATIVE AND OTHER EXPENSES                    $   2,800          $   9,800
                                                                                 ----------------------------

                        TOTAL EXPENSES                                           $  30,792          $  66,871
                                                                                 ----------------------------


                        NET INCOME(LOSS)                                          ($41,182)          ($47,877)
                                                                                 ============================

                        NET INCOME(LOSS) ALLOCATED TO:
                            LIMITED PARTNERS                                      ($39,133)          ($45,812)
                                                                                 ============================
                            GENERAL PARTNER                                        ($2,049)           ($2,065)
                                                                                 ============================

                        NET INCOME(LOSS) PER UNIT
                            OUTSTANDING FOR ENTIRE PERIOD                          ($81.86)           ($83.35)
                                                                                 ============================

                        SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            MAXIMUS FUND I, L.L.C.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                               TOTAL UNITS
                                                             OF PARTNERSHIP     LIMITED        GENERAL
                                                                INTEREST        PARTNERS       PARTNER         TOTAL
                                                             ----------------------------------------------------------
          PARTNERS CAPITAL
          QUARTER ENDING
          JUNE 30, 1998

          BEGINNING EQUITY                                        463.1       $  451,427      $ 10,984      $ 462,411

          ADDITIONS                                              118.04       $   74,541      $ 14,000      $  88,541

          REDEMPTIONS                                                 0               $0            $0             $0

          NET INCOME (LOSS)                                           0         ($39,133)      ($2,049)      ($41,182)
                                                               ------------------------------------------------------

          ENDING BALANCE                                         581.14       $  486,835      $ 22,935      $ 509,770



          PARTNERS CAPITAL
               MARCH 31, 1998                                     463.1       $  451,427      $ 10,984      $ 462,411
                                                               ======================================================

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAXIMUS FUND I, L.L.C.
NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998

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

NOTE B - ADDITIONAL INFORMATION

It should be noted that the Fund began trading during February 1998.



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


Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange-traded contracts through June 30, 1998 was Iowa Grain.


Results of Operations

Given the volatility of the markets in which the Partnership trades, its quarterly results could fluctuate significantly and are not indicative of the expected results for the fiscal year.

In the three month period ending June 30, 1998, the Partnership experienced trading profits(losses) of ($17,774). The Partnership had a net trading loss for the quarter, compounded further by administrative and other expenses which accounted for the operating loss.

At June 30, 1998 there were no material credit risk exposure exceeding 10% total assets for either exchange-traded or over-the-counter contracts.


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None

Item 2.   CHANGES IN SECURITIES

Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.   OTHER INFORMATION

None

Item 6.   REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the three months ended June 30, 1998.


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


                             Maximus Fund I, L.L.C.
                             ----------------------
                                  (Registrant)

BY: Maximus Capital Management, General Partner



BY:        /s/ Darren Frye
           ------------------------
           Darren Frye
           President

Date: August 13, 1998


BY:        /s/ Darren Frye
           ------------------------
           Darren Frye
           Director

Date: August 13, 1998