Form 10-K
period 1998-12-31
MAXIMUS FUND I LLC
filed 1999-03-31
CIK 1037403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                        Commission file number __________

                             Maximus Fund I, L.L.C.
             (Exact name of registrant as specified in its charter)

           Delaware                                              36-4161664
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


    8218 N. University                                            61615
        Peoria, IL                                              (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:(309)691-5706.

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:   0
         0 Units of Limited Partnership Interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject
to such filing requirements for the past 90 days.       Yes      No  X
                                                            ----    ----

     Registrant is a limited partnership and thus has no voting stock held by non-affiliates or otherwise.

Item 1.   Business

(a) Maximus Fund I, L.L.C. (the "Company", the "Partnership", the "Registrant") a limited liability company was organized on January 17, 1997. The Company commenced trading as of February 3, 1998. The business of the Fund is the speculative trading of commodity interests. The General Partner for the Fund is Maximus Capital Management, Inc.(the "General Partner"). Maximus Capital Management, Inc. will also initially act as the Company's Trading Advisor.

     The Clearing broker for the Company is Iowa Grain Company (the "Clearing Broker"). The Company's trades are introduced to the Clearing Broker by D&R Commodities, Inc. (the "Introducing Broker").


     In accordance with the Company's prospectus, the Company commenced trading after receiving a minimum of $1,000,000 in initial membership interests. Trading began after initial subsriptions of $1,009,106 were received.

     The Company offers both Class "A" and "B" interests. Class "A" interests are charged a monthly management fee equal to 1/12 of 1% (1% annually)of the Net Asset Value. Class "B" interests are charged both a 1/12 of 1% management fee and a quarterly incentive fee equal to 25% of the net trading profits. Brokerage fees for both share classes are $65.00 per round turn.

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



Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fiscal year ended December 31, 1998 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholders Matters.

     There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the condition imposed by the Agreement of Limited Partnership. As of December 31, 1998 a total of 335 "A" Units and 229 "B" units were outstanding, with the General Partner holding 25 "A" units.

     The General Partner, pursuant to the Limited Partnership Agreement, has the sole discretion in determining what distributions, if any, the Partnership will make to its Unit Holders. The General Partner has not made any distributions as of December 31, 1998.

Item 6.  Selected Financial Data.

     The following is a summary of operations and total assets of the Partnership for the year ended December 31, 1998 and the period from March 15, 1997 (Inception) through December 31, 1997.



                 See Following Page For Selected Financial Data.

MAXIMUS FUND I, L.L.C.
SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997

                                                        1998             1997
     REVENUE
        Gross realized gains from trading           $  27,366          $    0
        Change in unrealized gains/(loss)
         from trading                               $   4,737          $    0
        Interest Income                             $  20,950          $    0
                                                    -------------------------

          Total Revenue                             $  53,053          $    0



     EXPENSES

        Brokerage commissions/fees                  $  41,714          $    0
        Advisory fees                               $   3,288          $    0
        Other administrative expenses               $  29,050
        Organizational expenses                     $   7,093          $    0
                                                    -------------------------

          Total Expenses                            $  81,145          $    0
                                                    -------------------------


          Net Income/(Loss)                         $ (28,092)         $    0
                                                    =========================


     TOTAL ASSETS                                   $ 550,999          $1,000
                                                    =========================

     TOTAL LIABILITIES                              $  14,490          $    0

     PARTNERS CAPITAL

        Limited Partner "A" Units                   $ 294,914          $    0
        General Partner "A" Units                   $  23,804          $1,000
        Limited Partner "B" Units                   $ 217,790          $    0
                                                    -------------------------
                                                    -------------------------
     TOTAL LIABILITIES AND PARTNERS CAPITAL         $ 536,508          $    0
                                                    =========================


     NUMBER OF OUTSTANDING "A" 'UNITS                     335               1
     NET ASSET VALUE PER "A"UNIT (ROUNDED)          $     951          $1,000

     NUMBER OF OUTSTANDING "B" 'UNITS                     229
     NET ASSET VALUE PER "B"UNIT (ROUNDED)          $     951

Item 7.  Management's Discussion  and  Analysis of Financial
         Condition and Results of Operations.

Liquidity

     The Partnership's assets are on deposit in separate commodity interest accounts with the Broker and are used by the Partnership as margin to engage in commodity futures and other commodity interest trading. The Broker holds such assets in either non-interest bearing bank accounts or in securities approved by the CFTC for investment of customer funds. The Partnership's assets held by the Broker may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes, once trading commences.

     The Partnership's investment in commodity futures contracts, forward contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

     There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.

     Either of these market conditions could result in restrictions on redemptions.



Capital Resources

     The purpose of the Fund is to trade commodity interests; as such, the Fund does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Fund's use of assets is solely to provide necessary margin or premiums for, and to pay for any losses incurred in connection with its trading activities.



Results of Operations

     Total assets of the partnership were $536,508 as of December 31, 1999 and $36,000 at December 31, 1997. Total redemptions for 1998 were $576,567.

     As of December 31, 1998, the Net Asset Value per Unit was $951.36, a loss of 4.86% over the prior years NAV. At December 31, 1997, the Net Asset Value per Unit was $1,000, as no trading had yet commenced.

     In 1998, the partnership had a net loss of $28,092. Trading activity accounted for $9611 of this loss.



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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     The Partnership has no directors or officers: the Limited Partnership Agreement delegates all management of the Partnership's affairs to the General Partner. The registrant does not know of any arrangement the operation of which may at a subsequent date result in a change in control of the registrant. As of December 31, 1998, the General Partner owned 25.02 unit in the Company. As of December 31, 1998, the following persons were known to the registrant to be beneficail owners of more than 5% of the Units.

            Name and Address of     Amount and Nature              Percent of
Class         Beneficial Owner      of Beneficail Ownership          Class
-----       -------------------     -----------------------        ----------

 "A"        Maschoff Pork Farms             $95,136                   29.8%





Item 13.  Certain Relationships and Related Transactions.

Except as described in the Prospectus and Items 11 and 12 above, there are no relationships or related transaction which are required to be described herein other than as described below.

     The public offering of the Units began on September 4, 1997. The General Partner has paid for the organizational and offering expenses of the Company, totaling $115,000. The General Partner will be reimbursed for such expenses through the allocation of interest earned by the Company until such expenses have been reimbursed. As of December 31, 1998, $7,093 was reimbursed to the General Partner for such expenses.



                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

     (a) (1) and (2)Financial Statements and Financial Statements
                    Schedules.

     The Financial Statements and Report of Independent Auditors listed in the accompanying index are file as part of this annual report.

 (3)      Exhibits.

*1.00     1997 Independent Auditors Report

 1.01     1998 Independent Auditors Report


*    Incorporated by reference from the Partnerships 1997 Form
     10-K.

The registrant has no subsidiaries.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES



     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.



                             Maximus Fund I, L.L.C.
                                  (Registrant)




                        /s/
                        --------------------------------
                             Darren Frye, President
                        Maximus Capital Management, Inc.
                                 General Partner





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 1999.






/s/
--------------------------------
Darren Frye, President
Maximus Capital Management, Inc.
General Partner