Form 10-K
period 1999-12-31
MAXIMUS FUND I LLC
filed 2000-03-24
CIK 1037403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                             Commission file number

                             Maximus Fund I, L.L.C.
             (Exact name of registrant as specified in its charter)

         Delaware                                     36-4161664
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

    8218 N. University                                   61615
        Peoria, IL                                     (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:(309)691-5706.

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:   0
            0 Units of Limited Partnership Interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes       No  X
                                                     -----    -----
     Registrant is a limited partnership and thus has no voting stock held by non-affiliates or otherwise.

Item 1.   Business

(a) Maximus Fund I, L.L.C. (the "Company", the "Partnership", the "Registrant") a limited liability company was organized on January 17, 1997. The Company commenced trading as of February 3, 1998. The business of the Fund is the speculative trading of commodity interests. The General Partner for the Fund is Maximus Capital Management, Inc.(the "General Partner"). Maximus Capital Management, Inc. also initially acted as the Company's Trading Advisor.

     As of July 1999 the Company had permanently ceased trading operations. All trading positions were liquidated and final distributions were made to all members.

     The Clearing broker for the Company was Iowa Grain Company (the "Clearing Broker"). The Company's trades were introduced to the Clearing Broker by D&R Commodities, Inc. (the "Introducing Broker").


     In accordance with the Company's prospectus, the Company commenced trading after receiving a minimum of $1,000,000 in initial membership interests. Trading began after initial subsriptions of $1,009,106 were received.

     The Company offered both Class "A" and "B" interests. Class "A" interests are charged a monthly management fee equal to 1/12 of 1% (1% annually) of the Net Asset Value. Class "B" interests are charged both a 1/12 of 1% management fee and a quarterly incentive fee equal to 25% of the net trading profits. Brokerage fees for both share classes are $65.00 per round turn.

     The Company's prospectus dated September 4, 1997 contains a more detailed description of the fee calculations.

     The Company incurred ongoing legal, accounting, administrative, and other miscellaneous costs.

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

Item 2.  Properties.

     The Fund did not own or lease any real property. The General Partner used its offices to perform administrative services for the Fund at no cost to the Fund.

Item 3.  Legal Proceedings.

     The General Partner is not aware of any pending legal proceedings to which the Fund or the General Partner is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fiscal year ended December 31, 1999 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.

     There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the condition imposed by the Agreement of Limited Partnership. As of December 31, 1999, there were no outstading units, as the Company was liquidated. As of December 1998, there was a total of 335 "A" Units and 229 "B" units were outstanding, with the General Partner holding 25 "A" units.

     The General Partner, pursuant to the Limited Partnership Agreement, has the sole discretion in determining what distributions, if any, the Partnership will make to its Unit Holders. The General Partner decided to liquidate the Company and make final distributions to the partners in 1999.


Item 6.  Selected Financial Data.

     The following is a summary of operations and total assets of the Partnership for the years ended December 31, 1999, December 31, 1998, and the period from March 15, 1997 (Inception) through December 31, 1997.




                 See Following Page For Selected Financial Data.

MAXIMUS FUND I, L.L.C.
SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998, and 1997


                                            1999        1998       1997
REVENUE

    Gross realized gains from trading       42,204      27,366          0
    Change in unrealized gains/(loss)
       from trading                         (4,737)      4,737          0
    Interest Income                         10,577      20,950          0
                                          --------------------------------
       Total Revenue                        48,044      53,053          0

EXPENSES

    Brokerage commissions/fees              56,733      40,046          0

    Advisory Fees                                0       3,288          0

    Administrative expenses                  6,750      30,718          0
    Organizational Costs                     2,060       7,093          0
                                          --------------------------------

       Total Expenses                       65,543      81,145          0
                                          --------------------------------

       Net Income/(Loss)                   (17,499)    (28,092)         0
                                          ================================

TOTAL ASSETS                                     0     550,999      1,000
                                          ================================

TOTAL LIABILITIES                                0      57,129          0
                                          --------------------------------
PARTNERS CAPITAL
    Limited Partner "A" Units                    0     294,914          0
    General Partner "A" Units                    0      23,804      1,000
    Limited Partner "B" Units                    0     217,790          0
                                          --------------------------------

TOTAL LIABILITIES AND PARTNERS CAPITAL           0     536,508      1,000

NUMBER OF OUTSTANDING UNITS "A"                  0         335          1
NET ASSET VALUE PER UNIT "A" (Rounded)     $     -    $    951    $ 1,000
                                          ================================
NUMBER OF OUTSTANDING UNITS "B"                  0         229          1
NET ASSET VALUE PER UNIT "B" (Rounded)     $     -    $    951    $ 1,000
                                          ================================

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

Results of Operations

     Total assets of the partnership was $0 as of December 31, 1999, $550,999 as of December 31, 1999 and $1,000 at December 31, 1997. Total redemptions for 1999 were $524,237 and for 1998 were $576,567.

     At December 31, 1999, the Net Asset Value per unit was $0. In July 1999, at the final liquidation, the Net Asset Value per unit was 905.64, for a loss of 4.8% from the December 31, 1998 Net Asset Value. As of December 31, 1998, the Net Asset Value per Unit was $951.36, a loss of 4.86% over the prior years NAV. At December 31, 1997, the Net Asset Value per Unit was $1,000, as no trading had yet commenced.

     In 1999, the partnership had a net loss of $17,499. Trading activity accounted for $19,266 of this loss. In 1998, the partnership had a net loss of $28,092. Trading activity accounted for $9,611 of this loss.


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

As of December 31, 1999, there were no outstanding units in the Company. As of December 31, 1998, the General Partner owned 25.02 unit in the Company

Item 13.   Certain Relationships and Related Transactions.

Except as described in the Prospectus and Items 11 and 12 above, there are no relationships or related transaction which are required to be described herein other than as described below.

     The public offering of the Units began on September 4, 1997. The General Partner has paid for the organizational and offering expenses of the Company, totaling $115,000. The General Partner was to have been reimbursed for such expenses through the allocation of interest earned by the Company until such expenses have been reimbursed. As of December 31, 1999, $9,153 was reimbursed to the General Partner for such expenses. The Company has since liquidated and the General Partner will receive no further reimbursements.



                                     PART IV


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

         (a) (1) and (2) Financial Statements and Financial Statements
                         Schedules.

     The Financial Statements and Report of Independent Auditors listed in the accompanying index are file as part of this annual report.

 (3)     Exhibits.

*  1.00  1997 Independent Auditors Report

** 1.01  1998 Independent Auditors Report

   1.02  1999 Independent Auditors Report

*   Incorporated by reference from the Partnerships 1997 Form 10-K.

**  Incorporated by reference from the Partnerships 1998 Form 10-K.


The registrant has no subsidiaries.

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES



     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March 2000.



                             Maximus Fund I, L.L.C.
                                  (Registrant)



                               /s/ Darren Frye
                              --------------------------------
                             Darren Frye, President
                        Maximus Capital Management, Inc.
                               General Partner




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of March 2000.






 /s/ Darren Frye
--------------------------------------
Darren Frye, President
Maximus Capital Management, Inc.
General Partner